Form 10-Q
period 1996-06-30
SWIFT ENERGY PENSION PARTNERS 1994-B LTD
filed 1996-08-14
CIK 928700

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________to ____________

                      Commission File number:  33-37983-24



                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
             (Exact name of registrant as specified in its charter)


                 TEXAS                                            76-0441892
(State or other jurisdiction of organization)     (I.R.S. Employer Identification No.)


                       16825 NORTHCHASE DRIVE, SUITE 400
                              HOUSTON, TEXAS 77060
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713)874-2700
              (Registrant's telephone number, including area code)

                                      NONE
           (Former name, former address and former fiscal year, if
                         changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ----       ----

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                                      PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                       5

            Notes to Financial Statements                                                              6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                               8

PART II.    OTHER INFORMATION                                                                         10


SIGNATURES                                                                                            11

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                                 BALANCE SHEETS



                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                          ---------------      --------------
                                                                             (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,649      $        1,620
     Nonoperating interests income receivable                                      72,960              18,974
                                                                          ---------------      --------------
          Total Current Assets                                                     74,609              20,594
                                                                          ---------------      --------------
Nonoperating interests in oil and gas
     properties, using full cost accounting                                     3,648,877           3,654,093
Less-Accumulated amortization                                                  (1,287,182)         (1,147,034)
                                                                          ---------------      --------------
                                                                                2,361,695           2,507,059
                                                                          ---------------      --------------
                                                                          $     2,436,304      $    2,527,653
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital costs                            $         5,622      $        7,311
                                                                          ---------------      --------------

Partners' Capital                                                               2,430,682           2,520,342
                                                                          ---------------      --------------
                                                                          $     2,436,304      $    2,527,653
                                                                          ===============      ==============





                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996            1995             1996             1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Income from nonoperating interests       $      144,768   $       95,562   $      273,876   $      148,192
   Interest income                                      21               22               29               23
                                            --------------   --------------   --------------   --------------
                                                   144,789           95,584          273,905          148,215
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Amortization                                     61,014           72,597          140,148          170,985
   General and administrative                       18,956           22,004           36,555           32,430
                                            --------------   --------------   --------------   --------------
                                                    79,970           94,601          176,703          203,415
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $       64,819   $          983   $       97,202   $      (55,200)
                                            ==============   ==============   ==============   ==============



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .02   $           --   $          .03   $         (.02)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                             --------------------------------------
                                                                                   1996                   1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $       97,202         $       (55,200)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                  140,148                 170,985
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable             (53,986)                176,739
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        --                   1,040
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                           183,364                 293,564
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                   (31,985)                (70,234)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                      37,201                   1,872
    Payable related to property capital costs                                        (1,689)                     --
                                                                             --------------         ---------------
    Net cash provided by (used in) investing activities                               3,527                 (68,362)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                 (186,862)               (225,173)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     29                      29
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,620                   1,531
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,649         $         1,560
                                                                             ==============         ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                  $          809         $            --
                                                                             ==============         ===============




                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      GENERAL INFORMATION -

                 The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)      ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

                 Swift Energy Pension Partners 1994-B, Ltd., a Texas limited partnership (the Partnership), was formed on June 30, 1994, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

                 The Managing General Partner has paid or will pay out of its own corporate funds (as a capital contribution to the Partnership) all selling commissions, offering expenses, printing, legal and accounting fees and other formation costs incurred in connection with the offering of SDIs and the formation of the Partnership, for which the Managing General Partner will receive an interest in continuing costs and revenues of the Partnership. The 323 Interest Holders made total capital contributions of $3,535,809.

                 Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners.

(3)      SIGNIFICANT ACCOUNTING POLICIES -

         USE OF ESTIMATES--

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

         NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

                 For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation", (calculated separately for the partnership, limited partner, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                 The Partnership computes the provision for amortization of nonoperating interests in oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of nonoperating interests in oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves attributable to the Partnership's nonoperating interests at the beginning of the period.

                 The calculation of the "ceiling limitation" and the provision for depreciation, depletion and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

(4)      RELATED-PARTY TRANSACTIONS -

                 The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1994-B, Ltd. (Operating Partnership), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

(5)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

                 The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk.
         This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(6)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

                 The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located with the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended all of the Interest Holder's commitments available for property acquisitions by acquiring nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 51 percent in the current quarter of 1996 when compared to the second quarter in 1995. Oil and gas sales increased $4,862 or 3 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 54 percent or $.82/MCF and in oil prices of 15 percent or $2.48/BBL had a significant impact on partnership performance. Current quarter gas and oil production decreased 24 percent and 20 percent, respectively, when compared to second quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 16 percent or $11,583.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 85 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $43,893 or 13 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 64 percent or $.90/MCF and in oil prices of 16 percent or $2.51/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 27 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

         Associated amortization expense decreased 1 percent or $1,519.

      The Partnership recorded an additional provision in amortization in the first six months of 1995 for $29,318 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

      During 1996, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                          PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1994-B, LTD.
                                            (Registrant)

                                  By:       SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 9, 1996          By:       /s/ John R. Alden
          --------------                    ----------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 9, 1996          By:       /s/ Alton D. Heckaman, Jr.
          --------------                    ----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- - --------                          -----------
  27             Financial Data Schedule