Form 10-Q
period 1996-09-30
SWIFT ENERGY PENSION PARTNERS 1994-B LTD
filed 1996-11-14
CIK 928700

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                      Commission File number: 33-37983-24



                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
             (Exact name of registrant as specified in its charter)


                  TEXAS                               76-0441892
        (State or other jurisdiction                (I.R.S. Employer
             of organization)                      Identification No.)


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

Yes  X      No
    ---        ---

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                           PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1996 and December 31, 1995                  3

            Statements of Operations

                - Three month and nine month periods ended
                  September 30, 1996 and 1995                               4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995      5

            Notes to Financial Statements                                   6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        8

PART II.    OTHER INFORMATION                                              10


SIGNATURES                                                                 11

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                                 BALANCE SHEETS



                                                SEPTEMBER 30,  DECEMBER 31,
                                                   1996            1995
                                                ------------   -----------
                                                (Unaudited)

ASSETS:

Current Assets:
     Cash and cash equivalents                  $      1,669   $     1,620
     Nonoperating interests income receivable         75,136        18,974
                                                ------------   -----------
          Total Current Assets                        76,805        20,594
                                                ------------   -----------
Nonoperating interests in oil and gas
     properties, using full cost account           3,662,493     3,654,093
Less-Accumulated amortization                     (1,349,177)   (1,147,034)
                                                ------------   -----------
                                                   2,313,316     2,507,059
                                                ------------   -----------
                                                $  2,390,121   $ 2,527,653
                                                ============   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital        $      5,173   $     7,311
                                                ------------   -----------

Partners' Capital                                  2,384,948     2,520,342
                                                ------------   -----------
                                                $  2,390,121   $ 2,527,653
                                                ============   ===========

















                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                        -------------------   --------------------
                                          1996      1996       1996        1995
                                        --------   --------   --------   ---------

REVENUES:
   Income from nonoperating interests   $140,700   $ 86,271   $414,577   $ 234,463
   Interest income                            20         23         49          45
                                        --------   --------   --------   ---------
                                         140,720     86,294    414,626     234,508
                                        --------   --------   --------   ---------

COSTS AND EXPENSES:
   Amortization                           61,995    111,800    202,143     282,785
   General and administrative             17,131     25,638     53,687      58,067
                                        --------   --------   --------   ---------
                                          79,126    137,438    255,830     340,852
                                        --------   --------   --------   ---------
NET INCOME (LOSS)                       $ 61,594   $(51,144)  $158,796   $(106,344)
                                        ========   ========   ========   =========



Limited Partners' net income (loss)
   per unit                             $    .02   $   (.01) $     .04   $    (.03)
                                        ========   ========  =========   =========





















                See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     ----------------------
                                                                        1996        1995
                                                                     ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                    $ 158,796    $(106,344)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                     202,143      282,785
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                   (56,162)     142,022
        Increase (decrease) in accounts payable
          and accrued liabilities                                         --            157
                                                                     ---------    ---------
               Net cash provided by (used in) operating activities     304,777      318,620
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil
      and gas properties                                               (45,486)     (77,753)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                         37,086        1,872
    Payable related to property capital costs                           (2,138)      89,617
                                                                     ---------    ---------
               Net cash provided by (used in) investing activities     (10,538)      13,736
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                    (294,190)    (332,304)
                                                                     ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        49           52
                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,620        1,531
                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   1,669    $   1,583
                                                                     =========    =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                         $     889    $     131
                                                                     =========    =========










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

      USE OF ESTIMATES --

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

      NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                  The Partnership computes the provision for amortization of nonoperating interests in oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of nonoperating interests in oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves attributable to the Partnership's nonoperating interests at the beginning of the period.

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

(4)  RELATED-PARTY TRANSACTIONS -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1994-B, Ltd. (Operating Partnership), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Operating Partnership will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located with the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial Interest Holder distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended all of the Interest Holders' commitments available for property acquisitions by acquiring nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30,1 996 and 1995

      Income from nonoperating interests increased 63 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $10,187 or 6 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 58 percent or $.92/MCF and in oil prices of 42 percent or $6.00/BBL had a significant impact on partnership performance. Also, current quarter oil and gas production decreased 38 percent and 19 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 18 percent or $13,398.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $36,407 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 77 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $54,080 or 10 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 61 percent or $.90/MCF and in oil prices of 24 percent or $3.62/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 31 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 7 percent or $14,917.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $65,725 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY PENSION
                                               PARTNERS 1994-B, LTD.
                                               (Registrant)

                                           By: SWIFT ENERGY COMPANY
                                               Managing General Partner



Date:  November 6, 1996                    By: /s/ John R. Alden
     ---------------------------               --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996                    By: /s/ Alton D. Heckaman, Jr.
     ----------------------------              --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
