Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1994-B LTD
filed 1997-08-13
CIK 928700

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                               PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         8

PART II.    OTHER INFORMATION                                                                   10


SIGNATURES                                                                                      11

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,732       $        1,704
              Nonoperating interests income receivable                                         78,151               31,562
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        79,883               33,266
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,758,953            3,722,621
         Less-Accumulated amortization                                                     (1,529,546)          (1,412,292)
                                                                                       ---------------     ----------------
                                                                                            2,229,407            2,310,329
                                                                                       ---------------     ----------------
                                                                                       $    2,309,290       $    2,343,595
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $      154,252       $        6,050
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,155,038            2,337,545
                                                                                       ---------------     ----------------
                                                                                       $    2,309,290       $    2,343,595
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                             June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        77,720   $       144,768  $       197,621   $       273,876
   Interest income                                         22                21               29                29
                                              ---------------   ---------------  ---------------   ---------------
                                                       77,742           144,789          197,650           273,905
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        60,294            61,014          117,254           140,148
   General and administrative                          15,938            18,956           35,150            36,555
                                              ---------------   ---------------  ---------------   ---------------
                                                       76,232            79,970          152,404           176,703
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         1,510   $        64,819  $        45,246   $        97,202
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .01   $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                      1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       45,246          $        97,202
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     117,254                  140,148
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (46,589)                 (53,986)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              115,911                  183,364
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (36,332)                 (31,985)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   37,201
    Increase (decrease) in payable related to excess costs                             148,202                   (1,689)
                                                                               ---------------          ---------------
    Net cash provided by (used in) investing activities                                111,870                    3,527
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (227,753)                (186,862)
                                                                                 --------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        28                       29
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,704                    1,620
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,732          $         1,649
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $        2,661          $           809
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 46 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $37,950 or 21 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline in gas prices of 24 percent or $.56/MCF and in oil prices of 9 percent or $1.73/BBL had a significant impact on partnership performance. Declines in gas and oil volumes of 5 percent and 6 percent, respectively, further contributed to the revenue declines.

      Associated amortization expense decreased a slight 1 percent or $720.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 28 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $44,072 or 12 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 20 percent in gas production and 8 percent in oil production were major contributing factors to the decreased revenues for the period. Increased oil prices of 3 percent or $.08/BBL partially offset the production declines.

         Associated amortization expense declined 16 percent or $22,894.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1994-B, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer