Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1994-B LTD
filed 1997-11-13
CIK 928700

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                  PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996    4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                    5

      Notes to Financial Statements                                                 6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  9

PART II.    OTHER INFORMATION                                                      11


SIGNATURES                                                                         12

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,755       $        1,704
              Nonoperating interests income receivable                                        122,701               31,562
                                                                                       --------------       --------------
                   Total Current Assets                                                       124,456               33,266
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,765,001            3,722,621
         Less-Accumulated amortization                                                     (1,601,573)          (1,412,292)
                                                                                       --------------       --------------
                                                                                            2,163,428            2,310,329
                                                                                       --------------       --------------
                                                                                       $    2,287,884       $    2,343,595
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $      173,828       $        6,050
                                                                                       --------------       --------------

         Partners' Capital                                                                  2,114,056            2,337,545
                                                                                       --------------       --------------
                                                                                       $    2,287,884       $    2,343,595
                                                                                       ==============       ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                              ---------------------------------  --------------------------------
                                                     1997             1996             1997               1996
                                              --------------    ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       121,683   $       140,700  $       319,305   $       414,577
   Interest income                                         23                20               52                49
                                              ---------------   ---------------  ---------------   ---------------
                                                      121,706           140,720          319,357           414,626
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        72,027            61,995          189,281           202,143
   General and administrative                          13,191            17,131           48,342            53,687
                                              ---------------   ---------------  ---------------   ---------------
                                                       85,218            79,126          237,623           255,830
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        36,488   $        61,594  $        81,734   $       158,796
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .02  $           .02   $           .04
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                ---------------------------------------
                                                                                       1997                    1996
                                                                                ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       81,734          $       158,796
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     189,281                  202,143
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (91,139)                 (56,162)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     179,876                  304,777
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                      (42,380)                 (45,486)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                   37,086
    Increase (decrease) in payable related to excess costs                             167,778                   (2,138)
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                     125,398                  (10,538)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (305,223)                (294,190)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        51                       49
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,704                    1,620
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,755          $         1,669
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        4,698          $           889
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

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 14 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $16,191 or 8 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 13 percent or $.33/MCF in gas prices and 22 percent or $4.48/BBL in oil prices had a significant impact on partnership performance. Current quarter gas production increased 10 percent when compared to third quarter 1996 gas production, partially offsetting the effect of the decreased oil and gas prices.

      Associated amortization expense increased 16 percent or $10,032.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 23 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $60,263 or 11 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 11 percent in gas production and 3 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 6 percent or $1.19/BBL further contributed to the decreased revenues.

      Associated amortization expense declined 6 percent or $12,862.

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


                                      SWIFT ENERGY PENSION
                                      PARTNERS 1994-B, LTD.
                                      (Registrant)

                           By:        SWIFT ENERGY COMPANY
                                      Managing General Partner



Date:  November 4, 1997    By:        /s/ John R. Alden
       ----------------               -----------------------------------------
                                      John R. Alden
                                      Senior Vice President, Secretary
                                      and Principal Financial Officer

Date:  November 4, 1997    By:        /s/ Alton D. Heckaman, Jr.
       ----------------               -----------------------------------------
                                      Alton D. Heckaman, Jr.
                                      Vice President, Controller
                                      and Principal Accounting Officer