Form 10-Q
period 1998-09-30
SWIFT ENERGY PENSION PARTNERS 1994-B LTD
filed 1998-11-17
CIK 928700

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                             PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1998 and December 31, 1997                                    3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1998 and 1997        4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1998 and 1997                        5

            Notes to Financial Statements                                                     6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                      9

PART II.    OTHER INFORMATION                                                                11


SIGNATURES                                                                                   12

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,851       $        1,794
              Nonoperating interests income receivable                                         54,272              119,381
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         56,123              121,175
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,034,421            3,776,939
         Less-Accumulated amortization                                                     (2,687,332)          (1,657,287)
                                                                                       ---------------     ----------------
                                                                                            1,347,089            2,119,652
                                                                                       ---------------     ----------------
                                                                                       $    1,403,212       $    2,240,827
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      439,598       $      171,748
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,535,809 Interest Holders' SDIs;
                                   $1.00 per SDI)                                             935,941            2,032,562
         General Partners' Capital                                                             27,673               36,517
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     963,614            2,069,079
                                                                                       ---------------     ----------------
                                                                                       $    1,403,212       $    2,240,827
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997               1998             1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        33,011   $       121,683  $       154,227   $       319,305
   Interest income                                         24                23               56                52
                                              ---------------   ---------------  ---------------   ---------------
                                                       33,035           121,706          154,283           319,357
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       464,498            72,027        1,030,045           189,281
   General and administrative                          10,377            13,191           39,403            48,342
                                              ---------------   ---------------  ---------------   ---------------
                                                      474,875            85,218        1,069,448           237,623
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (441,840)  $        36,488  $      (915,165)  $        81,734
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.12)  $           .01  $          (.26)  $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1998                      1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (915,165)         $        81,734
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                   1,030,045                  189,281
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 65,109                  (91,139)
        Increase (decrease) in accounts payable                                        267,850                  167,778
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     447,839                  347,654
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                     (257,623)                 (42,380)
    Proceeds from sale of nonoperating interests in oil and gas properties                 141                       --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                    (257,482)                 (42,380)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (190,300)                (305,223)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        57                       51
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,794                    1,704
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,851          $         1,755
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       14,899          $         4,698
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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership Year 2000 compliant. These steps include upgrading, testing and certifying computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during the year to address the Year 2000 issue to ensure that all of its business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Managing General Partner is uncertain, however, as to the impact that the Year 2000 issue will have on field operations or as to how the Managing General Partner or the Partnership will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business. For example, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely manner any Year 2000 problems. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $447,839 and $347,654 for the nine months ended September 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $190,300 and $305,223 for the nine months ended September 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1998 (current quarter) when compared to the quarter ended September 30, 1997 (corresponding quarter), and for the nine months ended September 30, 1998 (current period), when compared to the nine months ended September 30, 1997 (corresponding period).

Three Months Ended September 30, 1998 and 1997

      Income from nonoperating interests decreased 73 percent in the third quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $76,410 or 43 percent in the third quarter of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 33 percent or $5.25/BBL and in gas prices of 16 percent or $.34/MCF had a significant impact on partnership performance. Also, current quarter gas and oil production declined 37 percent and 8 percent, respectively, when compared to same quarter 1997, further contributing to decreased revenues.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense for the third quarter of 1998 increased 544 percent or $392,471 when compared to the third quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 33 percent or $23,815 in the third quarter of 1998 when compared to the third quarter of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the third quarter in 1998 of $416,286 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties resulting in a full cost ceiling impairment.

Nine Months Ended September 30, 1998 and 1997

      Income from nonoperating interests decreased 52 percent in the first nine months of 1998 when compared to the same period in 1997. Oil and gas sales declined $188,230 or 37 percent in the first nine months of 1998 compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 41 percent or $7.24/BBL and in gas prices of 14 percent or $.32/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 19 percent and 15 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues.

      Total amortization expense for the first nine months of 1998 increased 444 percent or $840,764 when compared to the first nine months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 15 percent or $28,181 in the first nine months of 1998 when compared to the first nine months of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the first nine months in 1998 of $868,945 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties resulting in a full cost ceiling impairment.

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


                                        SWIFT ENERGY PENSION
                                        PARTNERS 1994-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner



Date:  November 4, 1998      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer