Form 10-K
period 1999-12-31
SWIFT ENERGY PENSION PARTNERS 1994-B LTD
filed 2000-03-29
CIK 928700

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ----------     ----------


                         Commission File number 0-25950

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                    (Exact name of registrant as specified in its Certificate of Limited Partnership)

         TEXAS                                          76-0441892
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

                                  Yes   X   No
                                      -----    -----

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

                       Documents Incorporated by Reference

Document                                                    Incorporated as to

    Registration Statement No. 33-37983                        Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

ITEM NO.                       PART I                              PAGE
--------                       ------                              -----
   1          Business                                               I-1
   2          Properties                                             I-5
   3          Legal Proceedings                                      I-7
   4          Submission of Matters to a Vote of
                Security Holders                                     I-7


                               PART II
                               -------

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


                               PART III
                               --------

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


                               PART IV
                               -------

  14          Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                             IV-1


                               OTHER
                               -----

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Nonoperating Interests in Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

         In December 1999, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. During the first quarter of 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.


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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership since the date of the Np/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 38% net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Chunchula Unit is located in Mobile County, Alabama, (Parker and Parsley acquisition) and produces from the Smackover horizon. This unit represents 27% of this Partnership's value.

         2. The Chavers Creek Unit is located in Escambia County, Alabama (LL&E acquisition) and accounts for 25% of the Partnership value.

         3. The Prairie Branch Field in Clarke County, Mississippi (LL&E acquisition). The wells in this field produce primarily oil and accounts for 21% of the Partnership value.

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

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                            Net Production
                                    -------------------------------
                                          For the Years Ended
                                              December 31,
                                    -------------------------------
                                     1999        1998        1997
                                    -------     -------     -------
Net Volumes (Equivalent MCFs)       109,622     207,740     245,844

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                   $1.06       $0.89       $1.63

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                               December 31,
                                    ------------------------------------------------------------------
                                           1999                    1998                    1997
                                    ------------------      ------------------      ------------------
                                               Natural                 Natural                 Natural
                                      Oil        Gas         Oil         Gas         Oil         Gas
                                    -------    -------      -------    -------      -------    -------
                                    (BBLS)     (MMCF)       (BBLS)     (MMCF)       (BBLS)     (MMCF)
Proved developed
   reserves at end of year           38,156        434       49,975      1,113       72,687      1,110
                                    =======    =======      =======    =======      =======    =======
Proved reserves
   Balance at beginning
     of year                        137,264      1,630      167,906      1,713      170,089      1,885

   Extensions, discoveries
     and other additions                 --         --           --         --           --         --

   Revisions of previous
     estimates                       31,444         69      (17,303)        99       12,734        (16)

   Sales of minerals in
     place                          (34,318)    (1,095)      (1,019)       (48)          --         --

   Production                        (7,854)       (62)     (12,320)      (134)     (14,917)      (156)
                                    -------    -------      -------    -------      -------    -------

   Balance at end of year           126,536        542      137,264      1,630      167,906      1,713
                                    =======    =======      =======    =======      =======    =======


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

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                     Reserves
                                 December 31, 1999
                                ------------------
                                            Natural        Wells
                                 Oil          Gas      ---------------
Acquisition        State(s)     (BBLS)      (MMCF)     Gross      Net
-----------        --------     -------     ------     -----     -----
Genesis            TX            12,874         43        15     0.261
Corexcal           LA             1,136        114        28     0.062
Cox Exploration    TX               939         52        52     1.290
L L & E            AL, MS        92,141         51        19     0.605
Parker & Parsley   AL, LA        19,446        282        41     0.058
                                -------     ------     -----     -----
                                126,536        542       155     2.276
                                =======     ======     =====     =====


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Interest Holders during the fourth quarter of the fiscal year covered by this report, except as discussed above in Item 1. "Liquidation" section.

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

Holders

         As of December 31, 1999, there were 320 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $182,200 and $532,100, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                               1999           1998            1997            1996            1995
                             ---------     -----------     -----------     -----------     -----------
Revenues                     $ 469,937     $   200,366     $   439,434     $   560,915     $   365,594
Income (Loss)                $ 312,059     $  (932,124)    $   123,133     $   222,745     $   (79,403)
Total Assets                 $ 600,473     $ 1,364,571     $ 2,240,827     $ 2,343,595     $ 2,527,653
Cash Distributions           $ 647,385     $   208,900     $   391,599     $   405,542     $   417,101
Long Term Obligations        $      --     $        --     $        --     $        --     $        --
Interest Holders' Net
   Income (Loss) Per SDI     $     .07     $      (.19)    $       .02     $       .04     $      (.03)
Interest Holders' Cash
   Distributions Per SDI     $     .15     $       .05     $       .10     $       .10     $       .11


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         In December 1999, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. During the first quarter of 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

      Net cash provided by (used in) operating activities totaled $(342,272), $466,817 and $446,007 in 1999, 1998 and 1997, respectively. The use of cash in 1999 is related to the payment of development costs associated with the drilling of two undeveloped locations in 1998, by the companion partnership. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $1,059,547 in 1999, as the Partnership sold its interests in its then most significant property, the Rancho Viejo Field in Webb County, Texas to its operator, EEX Operating, L.P. These funds were partially used to repay the remaining development costs burdens. Capital expenditures in 1999, 1998 and 1997 totaled $34,760, $264,075 and $54,318, respectively. Cash distributions to partners totaled $647,385, $208,900 and $391,599 in 1999, 1998 and 1997
respectively. Cash distributions in 1999 included a special property sales proceeds distribution from the sale of the Partnership's nonoperating interests in the Rancho Viejo Field.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.


      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $200,242, $19,103 and $2,963 over the next three years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

Results of Operations

         Income from nonoperating interests decreased 32 percent in 1999 over 1998. Oil and gas sales declined $157,359 or 37 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 47 percent as oil and gas production declined 36 percent and 53 percent, respectively, when compared to 1998. Oil prices increased 49 percent or $4.94/BBL to an average of $14.95/BBL and gas prices decreased 4 percent or $0.08/MCF to an average of $1.91/MCF for 1999. Increased oil prices helped offset the effect of decreased production.

         The Partnership's sale of several properties in 1999 had a significant impact on the Partnership's production decline and performance. Production from the properties sold comprised approximately 89 percent of the total production decline for the Partnership in 1999 when compared to 1998. Revenues in 1998 attributable to the properties subsequently sold in 1999 comprised 68 percent of the total revenues in 1998. The Partnership recognized a gain on the sale of oil and gas property of $328,696 in 1999.

         Corresponding production costs per equivalent MCF increased 12 percent in 1999 compared to 1998, and total production costs decreased 41 percent in 1999, due to production declines.

         Total amortization expense for 1999 decreased 93 percent or $994,204 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 63 percent or $125,259 in 1999 when compared to 1998, related to the decline in production volumes.

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

         The Partnership recorded an additional provision in amortization in 1998 of $868,945, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

         During 2000, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 1999, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.


Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.


Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.


Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000, regarding the directors and executive officers of Swift.

                                            Position(s) with
         Name            Age            Swift and Other Companies
         ----            ---            -------------------------
                                   DIRECTORS
                                   ---------

A. Earl Swift            66        Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift          71        Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans          68        Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard Corporation, Elco Industries, and
                                   Old Second Bancorp

Raymond O. Loen          75        Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery      64        Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.      51        Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow        72        Director of Swift

                                   EXECUTIVE OFFICERS
                                   ------------------

Terry E. Swift           44        President

Joe A. D'Amico           51        Chief Operating Officer

John R. Alden            54        Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent         52        Senior Vice President - Funds Management

James M. Kitterman       55        Senior Vice President - Operations

Alton D. Heckaman, Jr.   42        Vice President - Finance and Controller

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

                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                   PAGE NO.
               --------------------                                                   --------
               Report of Independent Public Accountants                                 IV-2

               Balance Sheets as of December 31, 1999 and 1998                          IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                      IV-4

               Statements of Partners' Capital for years ended
                  December 31, 1999, 1998 and 1997                                      IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                      IV-6

               Notes to Financial Statements                                            IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Pension Partners 1994-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1994-B, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1994-B, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                      ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                        1999              1998
                                                                    ------------      ------------
       ASSETS:
       Current Assets:
            Cash and cash equivalents                               $     37,021      $      1,891
            Nonoperating interests income receivable                      24,721            53,635
                                                                    ------------      ------------
                 Total Current Assets                                     61,742            55,526
                                                                    ------------      ------------

       Nonoperating interests in oil and gas
            properties, using full cost accounting                     2,018,961         4,034,759
       Less-Accumulated amortization                                  (1,480,230)       (2,725,714)
                                                                    ------------      ------------
                                                                         538,731         1,309,045
                                                                    ------------      ------------
                                                                    $    600,473      $  1,364,571
                                                                    ============      ============


       LIABILITIES AND PARTNERS' CAPITAL:

       Current Liabilities:
            Accounts Payable                                        $      7,744      $    436,516
                                                                    ------------      ------------


       Interest Holders' Capital (3,535,809 Interest Holders'
                                     SDIs;  $1.00 per SDI)               560,887           898,521
       General Partners' Capital                                          31,842            29,534
                                                                    ------------      ------------
                  Total Partners' Capital                                592,729           928,055
                                                                    ------------      ------------
                                                                    $    600,473      $  1,364,571
                                                                    ============      ============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                      1999           1998           1997
                                                                    ---------     -----------     ---------
         REVENUES:
              Income from nonoperating interests                    $ 136,702     $   200,269     $ 439,343
              Interest income                                           4,539              97            91
              Gain on sale of oil and gas property                    328,696              --            --
                                                                    ---------     -----------     ---------
                                                                      469,937         200,366       439,434
                                                                    ---------     -----------     ---------


         COSTS AND EXPENSES:
              Amortization -
                   Normal                                              74,223         199,482       244,995
                   Additional                                              --         868,945            --
              General and administrative                               83,655          64,063        71,306
                                                                    ---------     -----------     ---------
                                                                      157,878       1,132,490       316,301
                                                                    ---------     -----------     ---------
         NET INCOME (LOSS)                                          $ 312,059     $  (932,124)    $ 123,133
                                                                    =========     ===========     =========




                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    Interest      General       Combining
                                                    Holders       Partners      Adjustment        Total
                                                   -----------    ---------     ----------     -----------
         Balance,
              December 31, 1996                    $ 1,902,225    $  29,087     $  406,233     $ 2,337,545

         Income (Loss)                                  64,441       54,229          4,463         123,133

         Cash Distributions                           (344,800)     (46,799)                      (391,599)
                                                   -----------    ---------     ----------     -----------

         Balance,
              December 31, 1997                      1,621,866       36,517        410,696       2,069,079
                                                   -----------    ---------     ----------     -----------

         Income (Loss)                                (687,596)      19,717       (264,245)       (932,124)

         Cash Distributions                           (182,200)     (26,700)            --        (208,900)
                                                   -----------    ---------     ----------     -----------

         Balance,
              December 31, 1998                        752,070       29,534        146,451         928,055
                                                   -----------    ---------     ----------     -----------

         Income (Loss)                                 261,171      117,593        (66,705)        312,059

         Cash Distributions                           (532,100)    (115,285)            --        (647,385)
                                                   -----------    ---------     ----------     -----------

         Balance,
              December 31, 1999                    $   481,141    $  31,842     $   79,746     $   592,729
                                                   ===========    =========     ==========     ===========


         Interest Holders' net income (loss)
              per SDI

              1997                                 $      0.02
                                                   ===========

              1998                                 $     (0.19)
                                                   ===========

              1999                                 $      0.07
                                                   ===========



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                      1999           1998          1997
                                                                                   -----------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                 $   312,059    $  (932,124)   $ 123,133
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                  74,223      1,068,427      244,995
          Gain on sale of oil and gas property                                        (328,696)            --           --
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable          28,914         65,746      (87,819)
               Increase (decrease) in accounts payable                                (428,772)       264,768      165,698
                                                                                   -----------    -----------    ---------
            Net cash provided by (used in) operating activities                       (342,272)       466,817      446,007
                                                                                   -----------    -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                     (34,760)      (264,075)     (54,318)
     Proceeds from sales of nonoperating interests in oil and gas properties         1,059,547          6,255           --
                                                                                   -----------    -----------    ---------
          Net cash provided by (used in) investing activities                        1,024,787       (257,820)     (54,318)
                                                                                   -----------    -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                                   (647,385)      (208,900)    (391,599)
                                                                                   -----------    -----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    35,130             97           90
                                                                                   -----------    -----------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           1,891          1,794        1,704
                                                                                   -----------    -----------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $    37,021    $     1,891    $   1,794
                                                                                   ===========    ===========    =========




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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1999.

         In December 1999, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. During the first quarter of 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation", (calculated separately for the partnership, limited partner, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions. In 1999, the Partnership had a significant property sales transaction which resulted in a $328,696 gain being recognized.

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective June 30, 1994, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1994-B, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $34,760, $264,075 and $54,318, respectively.

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

(4) Related Party Transactions -

         During 1999, 1998 and 1997, the Partnership paid Swift $44,859, $53,037 and $53,037, respectively, per year as a general and administrative overhead allowance.

         During 1999, 1998 and 1997, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $13,033 in 1999, $824 in 1998 and $4,904 in 1997 and are included in general and administrative expenses.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $233,172, $0 and $335,045, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                           SWIFT ENERGY PENSION
                                           PARTNERS 1994-B, LTD.
                                           (Registrant)

                                  By:      SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 10, 2000         By:      s/b A. Earl Swift
         ------------------                -------------------------------
                                           A. Earl Swift
                                           Chief Executive Officer

Date:      March 10, 2000         By:      s/b John R. Alden
         ------------------                -------------------------------
                                           John R. Alden
                                           Principal Financial Officer

Date:      March 10, 2000         By:      s/b Alton D. Heckaman, Jr.
         ------------------                -------------------------------
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

                                           SWIFT ENERGY PENSION
                                           PARTNERS 1994-B, LTD.
                                           (Registrant)

                                  By:      SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 10, 2000         By:      s/b A. Earl Swift
         ------------------                -------------------------------
                                           A. Earl Swift
                                           Director and Principal
                                           Executive Officer

Date:      March 10, 2000         By:      s/b Virgil N. Swift
         ------------------                -------------------------------
                                           Virgil N. Swift
                                           Director and Executive
                                           Vice President - Business
                                           Development

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.


                                   SIGNATURES



Date:      March 10, 2000         By:      s/b G. Robert Evans
         ------------------                -------------------------------
                                           G. Robert Evans
                                           Director

Date:      March 10, 2000         By:      s/b Raymond O. Loen
         ------------------                -------------------------------
                                           Raymond O. Loen
                                           Director

Date:      March 10, 2000         By:      s/b Henry C. Montgomery
         ------------------                -------------------------------
                                           Henry C. Montgomery
                                           Director

Date:      March 10, 2000         By:      s/b Clyde W. Smith, Jr.
         ------------------                -------------------------------
                                           Clyde W. Smith, Jr.
                                           Director

Date:      March 10, 2000         By:      s/b Harold J. Withrow
         ------------------                -------------------------------
                                           Harold J. Withrow
                                                Director